Form 10-K
period 1998-12-31
EMPIRE FUNDING HOME LOAN OWNER TRUST 1998-1
filed 1999-03-05
CIK 1056614

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                     FORM 10-K



                      Pursuant to Section 13 or 15(d) of the
                          Securities Exchange Act of 1934


(Mark One)
[ x ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended DECEMBER 31, 1998

______________________ or

[    ] Transition Report Pursuant to Section 13 or 15d of the Securities
       Exchange Act of 1934
For the transition period from _____________  to ________

Commission file Number 333-40467-03

     PaineWebber Mortgage Acceptance Corporation IV
(Exact name of registrant as specified in its charter)

     Delaware                           06-1204982
(State or other jurisdiction         (I.R.S. Employer
of incorporation or organization)     Identification No.)

1285 Avenue of the Americas
New York, NY                                           10019

(Address of Principal Executive Offices)              (Zip Code)

Registrant's telephone number, including area code:  (212)713-2000

     Securities registered pursuant to Section 12(b) of the Act
           NONE
     Securities registered pursuant to Section 12(g) of the Act
           NONE
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
      X Yes            No


                                       PART I

Item 2.  Properties
        Not applicable on reliance of Relief Letters

Item 3. Legal Proceedings
        There were no legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders
        There were no matters submitted to a vote of the Security Holders.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder matters There were thirty-nine participants in the DTC system holding positions in the Cede certificates.
     The following were Noteholders and Certificateholders of record as of the end of the reporting year.
     Empire Funding Home Loan Owner Trust, Series 1998-1:
     Class A-1        Cede & Co.
     Class A-2        Cede & Co.
     Class A-3        Cede & Co.
     Class A-4        Cede & Co.
     Class A-5        Cede & Co.
     Class M-1        Cede & Co.
     Class M-2        Cede & Co.
     Class B-1        Cede & Co.
     Class B-2        Cede & Co.

     There is no established public trading market for the notes.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures: Information required by Item 304 of Reg. S-K.

       There were no changes in and/or disagreements with Accountants on Accounting and Financial Disclosures.

                                    PART IV

Item 12.  Security Ownership of Certain Beneficial Owners and Management
     The Notes are represented by one or more notes registered in the name of of Cede & Co., the nominee of The Depository Trust Company. An investor holding Notes is not entitled to receive a certificate representing such Note, except in limited circumstances. Accordingly, Cede & Co. is the sole holder of Notes, which it holds on behalf of brokers, dealers, banks and other participants in the DTC system. Such participants may hold Notes for their own accounts or for the accounts of their customers. The address of Cede & Co. is:
     Cede & Co.
     c/o The Depository Trust Company
     Seven Hanover Square
     New York, New York 10004

Item 13.  Certain Relationships and Related Transactions.
     There has not been, and there is not currently proposed, any transactions or series or transactions, to which any of the Trust, the Registrant, the Trustee or the Servicer is a party with any Noteholder who, to the knowledge of the Registrant and Servicer, owns of record or beneficially more than five percent of the Notes.


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a) 1.  Not Applicable
           2.  Not Applicable
           3.  Exhibits
                99.1  Annual Summary Statement
                99.2  Annual Statement as to Compliance.
                99.3  Annual Independent Public
                         Accountant's Servicing Report.

     (b)   Reports on Form 8-K
     The Registrant has filed Current Reports on Form 8-K with the Securities and Exchange Commision dated March 25, 1998 April 27, 1998, May 26, 1998, June 25, 1998, July 27, 1998,
     August 25, 1998, September 25, 1998, October 26, 1998,
     November 25, 1998 and December 28, 1998

     (c)    See (a) 3 above

     (d)    Not Applicable



                      SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange A the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Empire Funding Home Loan Owner Trust 1998-1

    /s/  Sheryl Christopherson, Vice President
          Vice President
          U.S. Bank Trust National Association

Date March 10, 1999


                      EXHIBIT INDEX

     Exhibit Number   Description
              99.1    Annual Summary Statement
              99.2    Annual Statement of Compliance
              99.3    Report of Independent Accountants




       EXHIBIT 99.1 -- Summary of Aggregate Amounts or End of Year Amounts for the period ending December 31, 1998

       Empire Funding Home Loan Owner Trust 1998-1






              Summary of Aggregate Amounts or Balances

Begining Pool Balance                       $170,653,194.62
BeginingPrefunding Account Balance          $ 57,846,805.38
Principal        Collections                $ 29,745,735.03
Withdrawal From Prefunding Account          $    167,871.37
Defaulted Loans  Balance                    $  3,748,629.04
Ending Pool Balance                         $194,837,764.56
Interest         Collections                $ 25,041,302.82
Principal from Defaulted Loans              $        479.21
Interest from Defaulted Loans               $      4,187.17
Servicer         Fees                       $  1,885,603.13
Owner Trustee    Fees                       $      3,666.63
Indenture TrusteeFees                       $     15,856.12

     60 Day Delinquency Amount              $   4,792,934.58
     Six Month Rolling Delinquency Average  $   3,992,460.43



Certificate     Ending Balance  Interest    Principal

Class A-1        21,605,739.20  2,099,116.60    35,924,260.73
Class A-2        36,901,138.80  1,913,126.60        26,861.16
Class A-3        23,077,201.50  1,204,123.50        16,798.41
Class A-4        31,819,837.60  1,761,082.10        23,162.37
Class A-5        18,487,617.40  1,106,417.30        13,457.55
Class M-1        20,179,011.20  1,216,050.90        14,688.75
Class M-2        18,449,370.20  1,142,572.90        13,429.71
Class B-1        16,143,199.00  1,151,799.60        11,751.00
Class B-2         8,071,599.00    655,287.00         5,875.50

       EXHIBIT 99.2 -- Servicer's Annual Statement of Compliance
     To be supplied upon receipt by the Trustee

       EXHIBIT 99.3 -- Report of Independent Auditors
     To be supplied upon receipt by the Trustee